Form 10KSB
period 2002-12-31
COSTAS INC
filed 2003-04-15
CIK 1178660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]	For the fiscal year ended December 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number ________________________________

Costas, Inc.
(Name of small business issuer in its charter)

Nevada	88-0411500
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3356 Eagle Way, Rosamond, California	93560
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (661)-256-2168

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 20,000,000 shares authorized
* 2,908,400 shares issued and outstanding as of December 31, 2002
* 2,908,400 shares issued and outstanding as of March 18, 2003

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $20,700 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $35,840 as of March 18, 2003.

-COVER-

TABLE OF CONTENTS

PART I

Item 1.       Description of Business

A.  Business Development and Summary

Costas, Inc., hereinafter referred to as the "Company" or "Costas," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on December 10, 1998 (NV# C28794-1998).  The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000) shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock.  As of March 18, 2003, the Company has issued approximately 2,908,400 shares of Common Stock to approximately thirty-three (33) shareholders of record.

Costas is a development stage company that has a primary business plan to acquire, improve, and re-market undeveloped real estate in Las Vegas, Nevada and its surrounding communities.

The Company plans to generate revenues by: (a) acquiring tracts of undeveloped lands that will be marketed in various phases of improvement and development; (b) construction of homes on the improved land only after a home has been contracted for by the purchaser or a joint venture agreement has been reached with a existing home builder; (c) construction of retirement housing in subdivision form if proper debt financing can be arranged by the Company or joint venture with existing home builders can be negotiated and executed; and (d) development and management of various mobile home/recreational vehicle parks.

Costas so far has limited its operations primarily to startup and development activities.  In the approximately four years of operation from December 10, 1998  (Date of Inception) to December 31, 2002, the Company generated revenues of $20,700 and has incurred a net loss of $14,346.  The Company is still considered a development stage company.

The Company's executive offices are located at 3356 Eagle Way, Rosamond, California 93560, phone: (661)-256-2168.

The Company's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

The Company plans to acquire tracts of undeveloped land that will be re-marketed in various phases of improvement and development.  It is the Company's primary intent to render improvements to undeveloped tracts of land for resale.  As of the date of this filing, the Company has consummated the execution of  leases with option to purchase pertaining to two (2) parcels each located in Pahrump, Nevada.

The future value of land often depends greatly on the availability of gas, electricity and sewer services. Some communities control their growth by refusing to issue permits for the installation of these utilities. Because a local moratorium on gas or sewer installations can destroy the timing strategy for a particular development, an investor in land should carefully select those parcels that can be developed with as few potential difficulties as possible. In the long run, growth management may result in ever-increasing prices for developments and serious shortages of land for housing.

Investors in raw acreage can be classified as either speculators or developers, as can purchasers of small lots. A larger land parcel can be bought for resale as a single unit or for subdividing into either improved or unimproved lots. In the former situation, the investor acts as a speculator, holding the land for growth in value, and then selling the tract intact.

Properties for potential acquisition will be identified by the development of a network of acquisition sources, including may include real estate brokers, attorneys, outside consultants, bankers and property owners in areas where the Company has decided to focus its activities.  The current focus of the Company's acquisition targeting will be Las Vegas, Nevada and surrounding communities including Pahrump, Nevada.

The Company plans to select locations for its raw land development on the basis of accessibility to major highways and thoroughfares, airports, proximity to shopping areas, medical facilities and community cultural and recreation centers.  The Company generally acquires small tracts of land that require site improvements prior to construction.  The tracts of land are separated into phases for both development and construction.  The Company typically acquires land on which construction can begin within three years.

Construction on Developed Tracts of Land

In limited circumstances, the Company may participate in the construction of various types of housing and buildings on the developed land only after a home or building has been contracted for by the purchaser or a joint venture agreement has been reached with a existing home builder.  Further, the Company also may participate in the construction of retirement housing in subdivision form if the proper debt financing can be arranged or a joint venture with an existing homebuilder can be negotiated. Lastly, the Company may improve these undeveloped tracts of land as mobile home or recreational vehicle site pads and then either manage these developments or resell them immediately after these particular improvements have been rendered.

Subdividing for Sale or Further Development

The Company plans on eventually purchasing large plots of raw land with the intent to improve and then subdividing the real estate for either further development or individual resale to small to medium size homebuilders.

Speculation in acreage places an investor in a somewhat passive role while waiting for values to rise to the point where profitable sales can be made. On the other hand, development of acreage into subdivisions requires an investor to play a more active role in order to market the inventory of lots. Often, investors or builders purchase raw acreage situated on the boundary of an expanding community, improve the property, subdivide it and sell lots or build houses, apartments, offices or shopping centers on the land.

 A developer who improves raw land for construction purposes and maintains an inventory of lots as a function of this ongoing business is called a land banker. Besides the purchase price of the unimproved acreage, the costs of land banking include property taxes, interest, off- site and on-site improvements, engineering, site development, plat acceptance, sales commissions, insurance and costs incurred because of timing constraints. The skills, risks and responsibilities required of the land banker-developer make this a very specialized segment of real estate investment.

To begin the development process, a land banker purchases a parcel of raw land and prepares plats and maps of the property designating street locations, lot sizes and the general plan for the entire proposed development.

These plats, usually drawn by licensed civil engineers, are submitted to the appropriate community regulating agencies for approval of design and zoning. After meeting local governmental requirements, including submission of a full environmental impact study, the sub divider will proceed to prepare the land and sell lots to both individuals and builders.

Depending on the amount of acreage involved in the development, the resulting subdivision may follow the style of surrounding neighborhoods or may acquire a distinct character of its own. Many large-scale developments include land designated for the location of a school and/or a park, including swimming pool, tennis courts, clubhouse and, perhaps, even a golf course.

Most well-planned subdivisions include a set of restrictions itemizing the type, design and quality of the improvements to be constructed on the lots therein. These subdivision restrictions are recorded and become covenants that run with the land so that each lot buyer and subsequent homeowner is required to observe these restrictions. Their enforcement becomes the responsibility of the neighborhood association formed after the project is completed. The restrictions are designed to create an economic and physical homogeneity within a neighborhood, important for maintaining property values. By restricting lots to residential construction, incompatible uses are eliminated. By requiring a minimum square or cubic footage for each house, an economic floor is created, limiting the neighborhood residents to those who can afford to purchase a home of the specified size.

Many builders do not have the financial capacity, the expertise or the inclination to become involved in land development. Such builders prefer to leave this type of real estate investment opportunity to those with proven skill in the field. Smaller builders are usually content to purchase lots from a developer-land banker, either singly or in packages of from 5 to 50 lots, depending on their needs. The prices paid for these lots reflect the developer's cost of acquisition, preparation and desired rate of return on the investment. For smaller builders, this technique of land acquisition is much less costly and demanding than an active entry into the field of subdividing.

(2)  Distribution Methods of the Products or Services

Properties that have been acquired and improved will be marketed by the Company on an individual basis through direct advertising in local publications or through referrals received from the development of a network of real estate brokers and outside consultants.

(3)  Status of Any Announced New Product or Service

There are no changes in status of any products and services disclosed in previous filings with the SEC.  The Company remains in the development stage.

(4)  Competitive Business Conditions and the Issuer's Competitive Position

The industry in which the Company plans to compete is highly fragmented. The Company believes there are many small, local competitors in locations where it plans to purchase tracts of land.  The Company plans to compete with these entities by purchasing small tracts of undeveloped real estate only under discounted price conditions.   Most of the Company's competitors purchase such tracts of land either with the intent of: (1) initiating large construction projects such as planned master communities or commercial business buildings; or (2) to hold such large tracts of land for appreciation to resale at a later date with no intention of improving the land.

If the Company decides to develop further a tract of land it has acquired for resale, the Company will be competing with large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources and the industry is consolidating and competing builders are offering substantially similar, standardized styles of homes. The Company's products must also compete with re-sales of existing homes and available rental housing.

The Company intends to develop only those tracts of improved lands when the particular piece of land can be further developed with very little financial risk to the Company. The Company may provide the construction of various types of housing and buildings on the developed land only after a home or building has been contracted for by the purchaser or a joint venture agreement has been reached with an existing homebuilder.  The Company also may participate in the construction of retirement housing in subdivision form if the proper debt financing can be arranged or a joint venture with an existing homebuilder can be negotiated. The Company may improve these undeveloped tracts of land as mobile home or recreational vehicle site pads and then either manage these developments or resell them immediately after these particular improvements have been rendered. The Company believes that by strictly limiting further development of improved land to the criteria outlined above, it can operate profitably within its chosen industry.

(5)  Raw Materials and Suppliers

Not applicable.

(6)  Customers

The Company does not foresee that its business in the future will depend on one or  a few major customers.

(7)  Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Costas currently does not have any patents, trademarks, franchises, concessions, royalty agreements, or labor contracts.

(8) Government Approval of Principal Products or Services

There is no significant federal governmental regulation that would impact the Company's day-to-day operations.  However, there may be various state and local rules, regulations, codes, or ordinances that may impact the improvement of undeveloped land.  The Company anticipates hiring local contractors to do all of the work in the development and improvement of any land purchased by the Company. These contractors will be more knowledgeable about these state and local rules, regulations, codes, or ordinances, and are fully bonded for any violations of state and local rules, regulations, codes, or ordinances that may impact the Company.

(9) Effects of Existing or Probable Governmental Regulations

An investor in vacant land must be aware of the legal and political attitudes of local governing bodies. As noted earlier, local government may have a direct effect on the future development of a specific parcel of land. Some communities have passed growth management legislation that requires developers to have their infrastructure (streets, sewers, sidewalks utility lines, etc.) in place before they offer their properties for sale. Others have raised other barriers to development. For example, if a community practices a no-growth policy, it may be difficult, if not impossible, to secure the cooperation necessary to have subdivision plans approved and/or necessary utility services installed.

(10) Research and Development Activities

As of the date of this report, the Company has not incurred any research and development expenses and does not plan to incur any additional research or development expenses over the next twelve months.

(11) Impact of Environmental Laws

None.

(12) Employees

Excluding officers, Costas presently has no employees.  Costas anticipates to rely completely on the efforts of its officers and directors in the near short term.

C.  Reports to Security Holders

(1)   Annual Reports

Costas will furnish its shareholders with annual financial reports certified by Costas's independent accountants.

(2)   Periodic Reports with the SEC

Costas is a reporting issuer with the Securities and Exchange Commission.  Costas will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)   Availability of Filings

The public may read and copy any materials Costas files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

The Company's principal offices are located at 3356 Eagle Way, Rosamond, California 93560, telephone: (661)-256-2168.  An officer provides office space and services without charge.

As of the date of this filing, the Company has consummated the execution of  leases with option to purchase pertaining to two (2) parcels each located in Pahrump, Nevada, (the Keenan Property and the Shady Property).  Both the Keenan Property and Shady Property are one and one quarter acre parcels with a 1200 square foot home located thereupon. The principal terms of these agreements include the following:

1.                The sum of $3,500.00 in the form of a down payment on both properties which sum shall be applied to the principal purchase price.

2.                Lease payments on the Keenan Property for the sum of $750.00 due the 1st of each month  from December 1, 2002 until November 30, 2006. Lease payments on the Shady Property for the sum of $750.00 due the 1st of each month  from January 1, 2003 until December 31, 2006.

3.                An option to purchase the Keenan Property for the principal sum of $70,000.00 which option shall expire November 30, 2006. An option to purchase the Shady Property for the principal sum of $80,000.00 which option shall expire December 31, 2006.

4.                From each monthly lease payment of $750.00, the sum of $50.00 shall be allocated towards the purchase price on each property respectively.

The Company has sub-leased the Keenan Property on the following terms:

1.                An initial deposit of $350.00.

2.                A minimum lease period of six (6) months.

3.                A monthly lease payment of $700.00 due on the 24th of each month.

The Company assumed a sub-lease on the Shady Property on the following terms in place with the present sub-lessor since August 12, 2002:

1.           An initial deposit of $400.00.

2.           A minimum lease period of twelve (12) months.

3.           A monthly lease payment of $750.00 due on the 12th of each month.

Item 3. Legal Proceedings.

Costas is not a party to any pending legal proceeding.  The Company's property is not the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's equity is currently not traded on any public market and there has been no trading market to date.  As of the date of this registration statement, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, but the Company may initiate such discussions in the future.

Outstanding Options, Conversions, and Planned Issuance of Common Stock

As of the date of this report, there are no warrants or options outstanding to acquire any additional shares of common stock.

Security Holders

Costas currently has approximately 2,908,400 shares of Common Stock issued and outstanding held by approximately thirty-three (33) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 2,550,000 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.  To date, no shares have been sold pursuant to Rule 144 of the Securities Act of 1933.  Of the shares owned by affiliates, 2,450,000 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-(3).  In general, under Rule 144 as currently in effect, any of Costas's affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.  Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about Costas.  Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.  Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities.  Rule 144A allows Costas's existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions.  Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Dividends

As of the date of this report, Costas has not declared nor paid any dividends on its Common Stock.  As of the date of this report, Costas does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of Costas is Helen Godfrey, 1st Global Stock Transfer, LLC, 7341 West Charleston Boulevard, Suite 130, Las Vegas, Nevada 89117, (702) 656-4919.

Recent Sales of Unregistered Securities.

The Company was incorporated in Nevada on December 10, 1998.  The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During December 1998, the Company issued 1,250,000 shares of its $0.001 par value common stock (for services rendered in the amount of $2,000) to Frank Danesi Jr. (former officer and current director of the Company).

During January 1999, the Company issued 300,000 shares of its $0.001 par value common stock (in exchange for a three-year consulting agreement valued at $3,000) to Ted D. Campbell II.

During April 1999, the Company issued 900,000 shares of its $0.001 par value common stock (in exchange for the cancellation of a note payable in the amount of $35,000) to Frank Danesi Jr. (former officer and current director of the Company).

During December 2001, the Company issued 100,000 shares of its $0.001 par value common stock (in exchange for a one-year consulting agreement valued at $100) to John W. Henderson (an officer and director of the Company).

All founders' shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

On August 12, 2002, the State of Nevada issued a permit to Costas to sell securities pursuant to registration by qualification in the state (Permit # R02-100).  The offering was exempt from federal registration pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended.  On October 31, 2002, Costas closed that offering, in which it sold a total of 358,400 shares of its $0.001 par value common stock at $0.10 per share for cash in the amount of $35,840.

There have been no other issuances of common and/or preferred stock.

Item 6. Management's Analysis of Financial Condition and Plan of Operation.

A.  Management's Analysis of Financial Condition

In the approximately four (4) years of operation from December 10, 1998 (Date of Inception) to December 31, 2002, Costas generated limited revenues of $20,700 and incurred a cumulative net loss of $14,346.  Costas's loss resulted primarily from costs of start-up activities, including consulting fees and other general and administrative expenses.

Costas financed its operations during the period from December 10, 1998 to December 31, 2002 primarily by issuing capital stock to its founder, officers, and unaffiliated investors in exchange for cash and services, revenue from the gain on the sale of land and interest income on a note receivable for sale of such land. During September 2001, Costas sold a piece of land producing revenue on the sale of land in the amount of $20,000. Additionally, as a result of this sale of land, the Company received a note receivable which has  a current balance of $39,982 ("Note Receivable"). As of December 31, 2002, Costas has received $8,883 in interest income under this Note Receivable. During December 1998, the Company issued 1,250,000 shares of its $0.001 par value common stock to a former officer and current director in exchange for services rendered in the amount of $1,250. During January 1999, the Company issued 300,000 shares of its $0.001 par value common stock in exchange for a three-year consulting agreement with an individual.  The consulting services were valued at $3,000.  During April 1999, the Company issued 900,000 shares of its $0.001 par value common stock to a shareholder of the Company, who is a former officer and a current director, in exchange for the cancellation of a note payable in the amount of $35,000.  During December 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an officer and director of the Company.  The consulting services were valued at $100.  On October 31, 2002, the Company completed its offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and issued a total of 358,400 shares of its $0.001 par value common stock in exchange for cash of $35,840.  There have been no other issuances of common and/or preferred stock. As of the date of this report, the Company had 2,908,400 shares of Common Stock issued and outstanding held by approximately thirty-three (33) shareholders of record. As of the date of this report

As of December 31, 2002, Costas had $58,819 in assets, $925 in current liabilities, and a working capital of $8,485.  The current assets consisted of $9,410 in cash, $1,377 in fixed assets, $7,050 in security deposits, a note receivable in the amount of $39,982, and note receivables to related parties in the amount of $2,000.

B.   Plan of Operation

Costas is a development stage company that has a primary business plan to acquire, improve, and re-market undeveloped real estate in Las Vegas, Nevada and its surrounding communities. The Company plans to generate revenues by: (a) acquiring tracts of undeveloped lands that will be marketed in various phases of improvement and development; (b) construction of homes on the improved land only after a home has been contracted for by the purchaser or a joint venture agreement has been reached with a existing home builder; (c) construction of retirement housing in subdivision form if proper debt financing can be arranged by the Company or joint venture with existing home builders can be negotiated and executed; and (d) development and management of various mobile home/recreational vehicle parks.

Costas may pursue strategic alliances with partners who have established operations.  Costas believes that these joint venture relationships, if successful, will allow Costas to gain insight, expertise and penetration in markets where joint venture partners already operate, and may increase Costas's revenue and income growth.  No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

Costas believes that it has sufficient resources to support its operations for the next twelve to eighteen months.  However, without realizing revenues, Costas will eventually face financial difficulties and may need to raise additional capital.  It is the intent of Costas, in the next twelve months, to generate revenues sufficient to operate and grow as a going concern.

Item 7. Financial Statements.

Costas, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2002 and 2001

and

Statement of Operations,

Changes in Stockholders' Equity, and

Cash Flows

for the year ended

December 31, 2002 and 2001

and

for the period

December 10, 1998 (Date of Inception)

through

December 31, 2002

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

 Las Vegas, NV  89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITORS' REPORT

Board of Directors

Costas, Inc.

We have audited the Balance Sheet of Costas, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period December 10, 1998 (Date of Inception) to December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costas, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for year then ended and for the period December 10, 1998 (Date of Inception) to December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts LLP

 March 17, 2003

F1

Costas, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2002	2001
Assets

Current assets:
Cash	$9,410	$1,055
Prepaid expenses	-	175
Total current assets	9,410	1,230

Fixed assets, net	1,377	1,656

Security Deposits	7,050	-
Notes Receivable	39,982	41,879
Notes Receivable - related parties	2,000	6,315
	$59,819	$51,080

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$750	$-
Customer deposits	175	-
Deferred revenue	-	13,959
Total current liabilities	925	13,959

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of 12/31/02 and 12/31/01, respectively	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 2,908,400 and 2,550,000 shares issued and outstanding as of 12/31/02 and 12/31/01, respectively	2,908	2,550
Additional paid-in capital	72,282	36,800
Earnings (deficit) accumulated during development stage	(16,296)	(2,229)
	58,894	37,121
	$59,819	$51,080

The accompanying notes are an integral part of these financial statements.

F2

Costas, Inc.

(a Development Stage Company)

Statements of Operations

	For the years ended December 31,		December 10, 1998 (Inception) to December 31,
	2002	2001	2002

Revenue
Real estate sales	$20,000	$-	$20,000
Rental income	700	-	700
Total revenue	20,700	-	20,700

Cost of sales:
Commissions	5,500	-	5,500
Other cost of sales	541	-	541
Total cost of sales	6,041	-	6,041

Gross Profit	14,659	-	14,659

Expenses:
General & administrative expenses	9,855	2,637	12,492
General & administrative expenses - related party	14,430	1,008	18,605
Compensation - related party	8,265	-	8,265
Depreciation	279	197	476
Total expenses	32,829	3,842	39,838

Other income:
Interest income	4,103	3,693	8,883

Net (loss)	$(14,076)	$(159)	$(16,296)
Weighted average number of common shares outstanding - basic and fully diluted	2,610,879	2,458,197
Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Costas, Inc.

(a Development Stage Company)

Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount
December 1998
Founder shares	1,250,000	$1,250	$-	$-	$1,250

Net (loss)
December 10, 1998 (inception) to December 31, 1998				(1,250)	(1,250)

Balance, December 31, 1998	1,250,000	1,250	-	(1,250)	-

January 1999
Issued for services	300,000	300	2,700		3,000

March 1999
Issued for cancellation of note payable	900,000	900	34,100		35,000

Net (loss)
For the year ended December 31, 1999				(917)	(917)

Balance, December 31, 1999	2,450,000	2,450	36,800	(2,167)	37,083

Net (loss)
For the year ended December 31, 2000				97	97

Balance, December 31, 2000	2,450,000	2,450	36,800	(2,070)	37,180

December 2001 Issued for Services	100,000	100			100

Net (loss)
For the year ended December 31, 2001				(159)	(159)

Balance, December 31, 2001	2,550,000	2,550	36,800	(2,229)	37,121

October 2002 Issued for cash	358,400	358	35,482		35,840

Net (loss)
For the year ended December 31, 2002				(14,067)	(14,067)

Balance, December31, 2002	2,908,400	$2,908	$72,282	$(16,296)	$58,894

The accompanying notes are an integral part of these financial statements.

F4

Costas, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the years ended December 31,		December 10, 1998 (Inception) to December 31, 2002
	2002	2001
Cash flows from operating activities
Net (loss)	$(14,067)	$(159)	$(16,296)
Shares issued for services	-	100	4,350
Deferred compensation	175	908	-
Shares issued for cancellation of note payable	-	-	35,000
Depreciation	279	197	476
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Increase in accounts payable	750	-	750
Increase in customer deposits	175	-	175
(Decrease) in deferred revenue	(13,959)	-	-
Net cash (used) by operating activities	(26,647)	1,046	24,455

Cash flows from investing activities
Decrease (increase) in note receivable	1,897	5,380	(39,982)
Decrease in accrued interest	-	1,097	-
Decrease (increase) in notes receivable - related party	4,315	(4,615)	(2,000)
Purchase of fixed assets	-	(1,853)	(1,853)
(Increase) in security deposits	(7,050)	-	(7,050)
Net cash provided (used) by investing activities	(838)	9	(50,885)

Cash flows from financing activities
Issuances of common stock	35,840	-	35,840
Net cash provided by financing activities	35,840	-	35,840

Net increase in cash	8,355	1,055	9,410
Cash - beginning	1,055	-	-
Cash - ending	$9,410	$1,055	$9,410

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Stock issued for services provided	$-	$100	$4,350
Number of shares issued for services	-	100,000	1,650,000

Stock issued for cancellation of note payable	$-	$-	$35,000
Number of shares issued cancellation of note payable	-	-	900,000

The accompanying notes are an integral part of these financial statements.

F5

Costas, Inc.

(a Development Stage Company)

Notes

Note 1 - History and organization of the company

The Company was organized December 10, 19980 (Date of Inception) under the laws of the State of Nevada, as Costas, Inc.  The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2002 and 2001.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2002 and 2001.

Fixed Assets

The costs of fixed assets is depreciated over the following estimated useful life of the asset utilizing the straight-line method of depreciation:

Computer equipment                 5 years

Leasehold improvements          7 years

Revenue recognition

The Company recognizes revenue from the sale of real estate with the full accrual method. If the customer or buyer has inadequate initial investments (i.e. cash-payment in excess of 25%) in accordance with Statement of Financial Accounting Standards (SFAS #66) "Accounting for Sales of Real Estate" in the period that sale occurs, the Company records deferred revenue. Once the Company received an adequate initial investment and receives 25% or more of the purchase price from the customer they record the appropriate revenue and cost of sales. The Company recognizes interest income as earned.

The Company reports rental income over the lease term as it becomes receivable according to the provisions of the lease. However, if rentals vary from a straight-line basis, the income shall be recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which use benefit from the leased property is diminished, in which case that basis shall be used.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses in 2002 and 2001.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

F6

Costas, Inc.

(a Development Stage Company)

Notes

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information".  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

F7

Costas, Inc.

(a Development Stage Company)

Notes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."  Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SEAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated any revenues.  In order to obtain the necessary capital, the Company raised funds via securities offering pursuant to Regulation D, Rule 504.  If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

F8

Costas, Inc.

(a Development Stage Company)

Notes

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Note 5 - Deferred compensation

On January 17, 1999, the Company executed a three-year consulting agreement with an individual in exchange for 300,000 shares of the Company's $0.001 par value common stock valued at $3,000.  (See Note 9)

For the year ended
Consulting expense

Deferred compensation

1999	$ 917	$ 2,083
2000	$ 1,000	$ 1,083
2001	$ 1,000	$ 83
2002	$ 83	$ -

On December 1, 2001, the Company executed a one-year consulting agreement with an officer and director of the Company in exchange for 100,000 shares of the Company's $0.001 par value common stock valued at $100.  (See Notes 9 and 12)

For the year ended	Consulting expense	Deferred compensation
2001	$ 8	$ 92
2002	$ 92	$ -

Note 6 - Fixed assets

The Company acquired the following assets:

For year ended	Office equipment	Leasehold improvements	Depreciation expense
2000	$ -	$ -	$ -
2001	$ 253	$ 1,600	$ 197
2002	$ -	$ -	$ 297

Note 7 - Notes receivable

On April 17, 1999, Frank Danesi, Jr., a shareholder and former officer and director of the Company sold a parcel of land located in Pahrump, Nevada to the Company with a value of $35,000 based on historical cost.  On September 1, 2000, the Company sold a parcel of land located in Pahrump, Nevada to an individual (buyer) for $55,000.  The resulting gain net of selling costs to the Company of approximately $13,959 was deferred as of December 31, 2001 and 2000 due to an inadequate initial investment from the buyer.  The deferred revenue of $13,959 is included as a current liability of the Company.  During March 2002, the received monthly payments which were applied against the note receivable and as a result of this payment the buyer satisfied the minimum initial investment requirements to achieve full profit recognition in accordance with SFAS #66.  Accordingly, the Company has recorded the gain net of selling costs of $13,959 in March 2002.

F9

Costas, Inc.

(a Development Stage Company)

Notes

Of the total amount the Company received a total of $11,000 and paid $6,041 in selling costs and the balance of $44,000 is considered a note receivable.  The note has an interest rate of 10% per annum for a period of 6 years is secured by a deed or trust.  The Company is to receive monthly payments of $500 on the eleventh day of each month beginning in October 2000.  The final payment will be a balloon payment of approximately $31,419 of principal and interest.  During the years ended December 31, 2002 and 2001 the individual is current with their payments and the interest income was $4,103 and $3,683, respectively.

Note 8 - Notes receivable - related parties

On April 12, 2001, the Company executed a promissory note with A&C Development, Inc. in the amount of $700 with no interest.  The note is due upon demand.  As of December 31, 2002 no payments have been made and this entire note has been written off to bad debt expense.  (See Note 12)

On August 31, 2001, the Company executed a promissory note with Filo Quip Corporation, in the amount of $1,000 with no interest.  The note is due upon demand.  As of December 31, 2002, no payments have been made and this entire note has been written off to bad debt expense.  (See Note 12)

During the period ended December 31, 2001, the Company loaned $1,515 to a shareholder and former officer and director of the Company.  Also, during the period ended December 31, 2002 the Company loaned an additional $1,950 to this individual.  The note bears no interest and is due upon demand.  As of December 31, 2002 no payments have been made and $3,465 has been written off to compensation expense.  (See Note 12)

During the period ended December 31, 2001, the Company loaned $3,100 to a shareholder of the Company.  The note bears no interest and is due upon demand.  As of December 31, 2002 no payments have been made and this entire note has been written off to compensation expense.  (See Note 12)

During the period ended December 31, 2002, the Company loaned $4,000 to an entity owned 100% by a few shareholders of the Company.  The note bears no interest and is due upon demand.  As of December 31, 2002, there was one payment of $2,000 to repay the loan.  As of December 31, 2002, the total amount due is $2,000.  (See Note 12)

Note 9 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On December 11, 1998, the Company issued 1,250,000 shares of its $0.001 par value common stock to a shareholder of the Company, who is a former officer and director, in exchange for services valued at $1,250.  (See Note 12)

On January 17, 1999, the Company issued 300,000 shares of its $0.001 par value common stock in exchange for a three-year consulting agreement with an individual.  The consulting services are valued at $3,000.  (See Note 5)

On April 17, 1999, the Company issued 900,000 shares of its $0.001 par value common stock to a shareholder of the Company, who is a former officer and director, in exchange for the cancellation of a note payable in the amount of $35,000.  (See Note 12)

On December 1, 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an officer and director of the Company.  The consulting services are valued at $100.  (See Notes 5 and 12)

F10

Costas, Inc.

(a Development Stage Company)

Notes

On December 31, 2002, the Company completed its offering pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and issued a total of 358,400 shares of its $0.001 par value common stock in exchange for cash of $35,840.

There have been no other issuances of common and/or preferred stock.

Note 10 - Warrants and Options

As of December 31, 2002 and 2001, there were no warrants or options outstanding to acquire any additional shares of common and/or preferred stock.

Note 11 - Contracts

On November 8, 2002, the Company executed a lease agreement with an entity to lease residential property in Pahrump, Nevada for a period of four years starting on December 1, 2002 with monthly rent of $750.  The Company has the option to purchase this property for $73,000 and can exercise at anytime until November 30, 2006.  During the year ended December 31, 2002, the Company paid a $3,500 refundable deposit which will be applied against the purchase price of the property.  In addition, $50 of the monthly rent will get applied as a credit against the purchase price of the property.  The future minimum lease payments are as follows:

For the year ended	Payments
2002	$ 750
2003	$ 9,000
2004	$ 9,000
2005	$ 9,000
2006	$ 8,250

Note 12 - Related party transactions

On December 11, 1998, the Company issued 1,250,000 shares of its $0.001 par value common stock to a shareholder of the Company, who is a former officer and director.  (See Note 9)

On April 17, 1999, Frank Danesi, Jr., a shareholder and former officer and director of the Company sold a parcel of land to the Company in exchange for a note payable in the amount of $35,000.  On the same day, the Company issued Mr. Danesi 900,000 shares of its $0.001 par value common stock in exchange for the cancellation of the $35,000 note payable.  (See Note 9)

On April 12, 2001, the Company executed a promissory note with A&C Development, Inc. in the amount of $700 with no interest.  The note is due upon demand.  As of December 31, 2002 no payments have been made and this entire note has been written off to bad debt expense.  (See Note 8)

On August 31, 2001, the Company executed a promissory note with Filo Quip Corporation, in the amount of $1,000 with no interest.  The note is due upon demand.  As of December 31, 2002, no payments have been made and this entire note has been written off to bad debt expense.  (See Note 8)

On December 1, 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an officer and director of the Company.  The consulting services are valued at $100.  (See Notes 5 and 9)

During the period ended December 31, 2001, the Company loaned $1,515 to a shareholder and a former officer and director of the Company.  Also, during the period ended December 31, 2002 the Company loaned an additional $1,950 to this individual.  The note bears no interest and is due upon demand.  As of December 31, 2002 no payments have been made and $3,465 has been written off to compensation expense.  (See Note 8)

F11

Costas, Inc.

(a Development Stage Company)

Notes

During the period ended December 31, 2001, the Company loaned $3,100 to a shareholder of the Company.  The note bears no interest and is due upon demand.  As of December 31, 2002 no payments have been made and this entire note has been written off to compensation expense.  (See Note 8)

During the period ended December 31, 2002, the Company loaned $4,000 to an entity owned 100% by a few shareholders of the Company.  The note bears no interest and is due upon demand.  As of December 31, 2002, there was one payment of $2,000 to repay the loan.  As of December 31, 2002, the total amount due is $2,000.  (See Note 8)

Office space and services are provided without charge by an officer, director and shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 13 - Subsequent events

On January 1, 2003, the Company executed a lease agreement with an entity to lease residential property in Pahrump, Nevada for a period of four years starting on January 1, 2003 with monthly rent of $750.  The Company has the option to purchase this property for $80,000 and can exercise at anytime until December 31, 2006.  During the year ended December 31, 2002, the Company paid a $3,500 refundable deposit which will be applied against the purchase price of the property.  In addition, $50 of the monthly rent will get applied as a credit against the purchase price of the property.  The future minimum lease payments are as follows:

For the year ended	Payments
2003	$ 9,000
2004	$ 9,000
2005	$ 9,000
2006	$ 9,000

12

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

A.  Directors, Executive Officers and Significant Employees

The names, ages, and positions of Costas's directors, executive officers, and significant employees are as follows:

NAME	AGE	POSITION	DIRECTOR SINCE
John W. Henderson	59	President, Treasurer, Secretary, and Director	November 2001
Frank Danesi Jr.	49	Director	November 1998

John W. Henderson, President, Treasurer, Secretary, and Director Mr. Henderson is a retired Air Force Chief Master Sergeant (1963-1987) who served in the Vietnam War and during his distinguished career was awarded the Air Force Commendation Medal with Two Oak Leaf Clusters and a Meritorious Service Medal. The DAF Civil Service currently employs Mr. Henderson where he is the 412th Test Wing, Shadow Logistic Test Flight's Maintenance Manager in charge of the base support fleets. In May 1990 he went to work for the DAF Civil Service as an F-16 dedicated crew chief and was later promoted to the 412th Test Wing, Shadow Logistic Test Flight's Maintenance Manager where he is responsible for the overall management of the base support fleets which includes the T -38, T -39, F-16 and the KC-135 flights. He was tasked to provide a cost effective maintenance organization consisting of a total civil service work force. He quickly multi-skilled the existing technicians and reduced the over-all manpower requirements by 50%, while generating $33 million dollars in revenue annually. The flight generates 65% of all the sorties flown at the Air Force Flight Test Center with only 19% of the on-equipment manpower.

Frank Danesi Jr., Director Mr. Danesi is a retired officer (Major) from the United States Air Force with over 15 years experience directing and commanding aircraft maintenance/munitions organizations worldwide as large as 700 personnel with assets valued at $2.5 billion and annual operating budgets exceeding $3 million. He recently has served as President of ALD Services, Inc., a logistics-consulting firm for developing and operating companies. As ALD's President, he took the company from concept to field support in less than 6 months while also designing the copyrighted software. After only 2 years, the company received its OTCBB listing. Mr. Danesi is currently the President of Go Public First, Inc., a corporate consulting firm, which specializes in assisting small companies to access capital. He holds a BS from Ursinus College and an MBA from LaSalle University.

B.   Family Relationships

None.

C.  Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

Summary Compensation Table

NAME	POSITION	COMPENSATION
John W. Henderson	President, Treasurer, Secretary, and Director	None
Frank Danesi Jr.	Director	None

As of the date of this Registration Statement, no salary has been paid to the Company's officers and directors.  Officers and directors of the Company will not receive any compensation until the Company becomes profitable from revenue producing operations.  The Board of Directors will determine the amount of their compensation, which will depend on the profitability of the Company.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.

Employment Contracts

The Company has no employment agreements with any of its officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of the Common Stock of Costas by (i) each director, (ii) each executive officer, (iii) the directors and officers of Costas as a group, (iv) and each person known by Costas to own beneficially more than five percent (5%) of the Common Stock.  Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class	Name of Beneficial Owner (1)	Number of Shares	% of Class
Common Stock	John W. Henderson, President and Director(1)	100,000	3.44%
Common Stock	Frank Danesi Jr., Director(2)	2,150,000	73.92%
Common Stock	Ted D. Campbell II(3)	305,000	10.49%
Common Stock	Officers and Directors as a Group	2,250,000	77.36%

Footnotes:

(1). The address for John W. Henderson is 3356 Eagle Way, Rosamond, California 93560.

(2). The address for Frank Danesi Jr. is 8787 West Washburn Road, Las Vegas, Nevada 89149.

(3). The address for Ted D. Campbell II is 9508 Royal Lamb Drive, Las Vegas, Nevada 89145.

Change in Control

No arrangements exist that may result in a change of control of Costas.

Item 12. Certain Relationships and Related Transactions.

On April 17, 1999, Frank Danesi, a shareholder and former officer and director of the Company sold a parcel of land to the Company in exchange for a note payable in the amount of $35,000.  On the same day, the Company issued Mr. Danesi 900,000 shares of its $0.001 par value common stock in exchange for the cancellation of the $35,000 note payable.  (See Note 10 - Stockholders' equity).

On December 1, 2001, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an officer and director of the Company.  The consulting services are valued at $100.  (See Note 4 - Prepaid expenses).

During the period ended December 31, 2001, the Company loaned $1,515 to a shareholder and a former officer and director of the Company.  Also, during the period ended October 31, 2002 the Company loaned an additional $1,950 to this individual.  The note bears no interest and is due upon demand.  As of December 31, 2001 and October 31, 2002 no payments have been made.

During the period ended December 31, 2001, the Company loaned $3,100 to a shareholder of the Company.  The note bears no interest and is due upon demand.  As of December 31, 2001 and October 31, 2002 no payments have been made.

During the period ended October 31, 2002, the Company loaned $2,000 to an entity owned 100% by a few shareholders of the Company.  The note bears no interest and is due upon demand.  As of October 31, 2002 no payments have been made.

Office space and services are provided without charge by  John Henderson, President of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(i)          Articles of Incorporation of the Company filed December 10, 1998 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

(ii) By-Laws of the Company adopted December 11, 1998, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

99.	Additional Exhibits
Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

Costas filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Costas, Inc.
(Registrant)

By: /s/ John W. Henderson, President

March 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Henderson	President, Principal Executive Officer, Director	March 18, 2003
John W. Henderson

/s/ John W. Henderson	Principal Financial Officer	March 18, 2003
John W. Henderson

/s/ John W. Henderson	Principal Accounting Officer	March 18, 2003
John W. Henderson

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, John W. Henderson, President and Principal Executive Officer of Costas, Inc., certify that:

1.              This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.              I have reviewed this annual report on Form 10-KSB of Costas, Inc.;

3.              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4.              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.              The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.              The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7.              The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 18, 2003

By:       /s/ John W. Henderson

John W. Henderson, President and Principal Executive Officer

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, John W. Henderson, Principal Financial Officer of Ginseng Forest, Inc., certify that:

1.              This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.              I have reviewed this annual report on Form 10-KSB of Costas, Inc.;

3.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.           The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.           The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7.           The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 18, 2003

By:       /s/ John W. Henderson

John W. Henderson, Principal Financial Officer