Form 10QSB
period 2003-03-31
COSTAS INC
filed 2003-05-21
CIK 1178660

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ___________ to ____________

                Commission file number 000-50149

                             Costas, Inc.
                      -----------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        88-0411500
           -----------                   ---------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                           3356 Eagle Way
                      Rosamond, California 93560
                   --------------------------------
              (Address of principal executive offices)

                          (661)-256-2168
                       --------------------
                    (Issuer's telephone number)


            (Former name, former address and former fiscal
                 year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common  Stock, 2,908,400 shares issued and outstanding as of  May
20, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]    No [X]

                        TABLE OF CONTENTS

                                                                  PAGE

PART I - FINANCIAL INFORMATION                                      3

   Item 1. Financial Statements.                                    3

   Item 2. Management's Discussion and Plan of Operation.          12

   Item 3. Controls and Procedures                                 12

PART II - OTHER INFORMATION                                        14

   Item 1. Legal Proceedings.                                      14

   Item 2. Changes in Securities.                                  14

   Item 3. Defaults Upon Senior Securities.                        14

   Item 4. Submission of Matters to a Vote of Security Holders.    14

   Item 5. Other Information.                                      14

   Item 6. Exhibits and Reports on Form 8-K.                       14

SIGNATURES                                                         15

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                          Costas, Inc.
                  (a Development Stage Company)

                         Balance Sheets
                              as of
                         March 31, 2003
                      And December 31, 2002

                               and


                    Statements of Operations
                   for the three months ended
                    March 31, 2003 and 2002,
                       and For the Period
         December 31, 1998 (Inception) to March 31, 2003

                               and

                           Cash Flows
                   for the Three Months Ending
                    March 31, 2003 and 2002,
                       and For the Period
         December 10, 1998 (Inception) to March 31, 2003

                        TABLE OF CONTENTS

                                                     Page

Independent Accountants' Review Report                 1


Balance Sheet                                          2


Statements of Operations                               3


Statements of Cash Flows                               4


Footnotes                                              5

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Costas, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Costas, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period December 10, 1998 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period December 10, 1998 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally acceptable auditing standards, the balance sheet of Costas, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented therein) and in our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts

May 19, 2003


                                                               F1
                               -5-






                          Costas, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)
                                                     March 31,
                                                        2003
Assets                                            --------------

Current assets:
Cash and equivalents                              $      1,839
                                                  --------------
Total current assets                                     1,839
                                                  --------------

Fixed assets, net                                        1,307

Security Deposits                                        7,050
Notes receivable                                        39,477
Note receivable - related parties                        4,187
                                                  --------------
                                                  $     53,860
                                                  ==============
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
Accounts payable                                  $        750
Customer deposits                                          175
                                                  --------------
Total current liabilities                                  925
                                                  --------------
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000
shares
      Authorized, none issued and outstanding
Common stock, $0.001 par value, 20,000,000 shares
authorized, 2,908,400 shares issued and                  2,908
outstanding
Additional paid-in capital                              72,282
(Deficit) accumulated during development stage        (22,255)
                                                  --------------
                                                        52,935
                                                  $     53,860
                                                  ==============







 The accompanying notes are an integral part of these financial statements.




                                                               F2
                               -6-






                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                                             December 10,
                                                                 1998
                                      For the three months   (inception)
                                             ended                to
                                           March 31,          March 31,
                                        2003       2002          2003
                                     -------------------------------------

Revenue                              $  2,940   $       -     $  23,640
Cost of revenue                         5,485           -        11,526
                                     -------------------------------------
                                       (2,545)          -        12,114
                                     -------------------------------------
Expenses:
General and administrative expenses     4,339         351        16,831
General and administrative expenses         -         108        18,605
- related party
Compensation - related party                -           -         8,265
Depreciation                               70          70           349
                                     -------------------------------------
Total expenses                          4,409         529        44,050
                                     -------------------------------------
Other income:
      Interest income                     995        1043         9,878
                                     -------------------------------------
                                          995       1,043        23,837
                                     -------------------------------------

Net (loss)                           $ (5,959)  $     514     $ (22,255)
                                     =====================================
Weighted average number of
common shares outstanding - basic   2,908,400   2,550,000
and fully diluted                    =======================

Net (loss) per share - basic and     $  (0.00)  $    0.00
fully diluted                        =======================











 The accompanying notes are an integral part of these financial statements.





                                                               F3
                               -7-






                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)
                                                                 December 10,
                                                                     1998
                                          For the three months   (inception)
                                                 ended                to
                                               March 31,          March 31,
                                            2003       2002          2003
                                         -------------------------------------
Cash flows from operating activities
Net income (loss)                        $  (5,959)   $    514    $  (22,255)
Shares issued for services                       -           -         4,350
Shares issued for cancellation of note           -           -        35,000
payable
Depreciation                                    70          70           546

Adjustments to reconcile net (loss) to
net cash provided (used) by operating
activities:
Decrease in prepaid expenses                     -         108             -
Increase in accounts payable                     -           -           750
Increase in customer deposits                    -           -           175
                                         -------------------------------------
Net cash provided (used) by operating       (5,889)        692        18,566
activities                               -------------------------------------

Cash flows from investing activities
Decrease (increase) in note receivable         505         457       (39,477)
Decrease in notes receivable - related      (2,187)     (1,450)       (4,187)
party
Purchase of fixed assets                         -                    (1,853)
(Increase) in security deposits                  -                    (7,050)
                                         -------------------------------------
Net cash provided by financing              (1,682)       (993)      (52,567)
activities                               -------------------------------------

Cash flows from financing activities
       Issuances of common stock                 -           -        35,840
                                         -------------------------------------
                                                 -           -        35,840
                                         -------------------------------------
Net increase (decrease) in cash             (7,751)       (301)        1,839
Cash - beginning                             9,410       1,055             -
                                         -------------------------------------
Cash - ending                            $   1,839   $     754   $     1,839
                                         =====================================
Supplemental disclosures:
Interest paid                            $       -   $       -   $         -
                                         =====================================
Income taxes paid                        $       -   $       -   $         -
                                         =====================================
Non-cash transactions:
        Shares issued for services       $       -               $     4,350
provided                                 =====================================
        Number of shares issued for              -                 1,650,000
services                                 =====================================

        Stock issued for cancellation    $       -   $       -   $    35,000
of note payable                          =====================================
        Number of shares issued for              -           -       900,000
cancellation of note payable             =====================================




 The accompanying notes are an integral part of these financial statements.




                                                               F4
                               -8-





                          Costas, Inc.
                  (a Development Stage Company)
                             Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via securities offering pursuant to Regulation D, Rule 504. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 3 - Fixed assets

The Company acquired the following assets:

For the      Office      Leasehold         Depreciation
year ended   equipment   improvements      expense
----------   ---------   ------------      ------------
   2000      $      -    $        -        $        -
   2001      $    253    $    1,600        $      197
   2002      $      -    $        -        $      279
   2003      $      -    $        -        $       70

Note 4 - Notes receivable

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




                                                               F5
                               -9-





                          Costas, Inc.
                  (a Development Stage Company)
                              Notes

recognition  in  accordance  with  SFAS  #66.   Accordingly,  the
Company has recorded the gain net of selling costs of $13,959 in March 2002.

Of the total amount the Company received a total of $11,000 and paid $6,041 in selling costs and the balance of $44,000 is considered a note receivable. The note has an interest rate of 10% per annum for a period of 6 years is secured by a deed or trust. The Company is to receive monthly payments of $500 on the eleventh day of each month beginning in October 2000. The final payment will be a balloon payment of approximately $31,419 of principal and interest. During the three months ended March 31, 2003 the individual is current with their payments and the interest income was $995.

Note 5 - Notes receivable - related parties

During the three month period ended March 31, 2003, the Company loaned an additional $2,187 to an entity owned 100% by a few shareholders of the Company. The note bears no interest and is due upon demand. As of March 31, 2003, the total amount due is $4,187. (See Note 12)

Note 6 - Contracts

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

For the          Payments
year ended
-----------      ---------
   2002          $   750
   2003          $ 9,000
   2004          $ 9,000
   2005          $ 9,000
   2006          $ 8,250

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

For the          Payments
year ended
-----------      ---------
   2003          $ 9,000
   2004          $ 9,000
   2005          $ 9,000
   2006          $ 9,000




                                                               F6
                              -10-





                          Costas, Inc.
                  (a Development Stage Company)
                              Notes

Note 7 - Related party transactions

During the three month period ended March 31, 2003, the Company loaned an additional $2,187 to an entity owned 100% by a few shareholders of the Company. The note bears no interest and is due upon demand. As of March 31, 2003, the total amount due is $4,187. (See Note 8)

Office space and services are provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management's Discussion and Plan of Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

Costas, Inc. ("COSTAS" or the "Company") was incorporated in the State of Nevada on December 10, 1998. Costas is a development stage company that has a primary business plan to acquire, improve, and re-market undeveloped real estate in Las Vegas, Nevada and its surrounding communities.

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

In the initial approximately fifty-one month operating period from December 10, 1998 (inception) to March 31, 2003, COSTAS generated $23,640 in revenues while incurring $55,576 in costs and expenses. The Company also generated interest income of $9,878 during this same period. This resulted in a cumulative net loss of $22,255 for the period, which is equivalent to $(0.00) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As  of  March  31,  2003, COSTAS had $52,935 in working  capital.
COSTAS's current assets as of March 31, 2003 consisted of  $1,839 in cash.

COSTAS  believes  that  it has sufficient resources  to  continue
operations  for  the  next  twelve  months.   However,   COSTAS's
independent  auditors  have  expressed  substantial  doubt  about
COSTAS's ability to continue as a going concern.

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

The Company plans to acquire reasonably priced, smaller tracts of undeveloped land that will be re-marketed in various phases of improvement and development. It is the Company's primary intent to render improvements to undeveloped tracts of land for resale. As of the date of this filing, the Company has not successfully acquired any properties but we have consummated the execution of leases with option to purchase pertaining to two (2) parcels each located in Pahrump, Nevada.. Pahrump is located 65 miles southwest of Las Vegas, Nevada.

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

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, COSTAS's Officers have concluded that COSTAS's disclosure controls and procedures are effective to ensure that information required to be disclosed by COSTAS in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to COSTAS's management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in COSTAS's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.


Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of Costas, Inc. filed on December 10, 1998, incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC on January 14, 2003.
         (b)  Bylaws of Costas, Inc. adopted on December 11,
              1998, incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC on January 14, 2003.
         (c)  Certificate of Articles of Incorporation of
              Costas, Inc., incorporated by reference from the Form 10-SB, filed with the SEC on January 14, 2003.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the first quarter of 2003, COSTAS, INC. filed the following Current Reports on Form 8-K:

   Date of Report          Date Filed           Items Reported
 ----------------------------------------------------------------
        None                  None                   None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Costas, Inc.
                        ----------------
                          (Registrant)

     Signature               Title                  Date
 ------------------    --------------------    ----------------

/s/ John W.Henderson    President & CEO,          May 20, 2003
--------------------    Director
 John W. Henderson

/s/ John W. Henderson   Secretary,                May 20, 2003
---------------------   Treasurer, Director
 John W. Henderson

/s/ John W. Henderson   Principal Financial       May 20, 2003
---------------------   Officer
 John W. Henderson

/s/ John W. Henderson   Principal Accounting      May 20, 2003
---------------------   Officer
 John W. Henderson

    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, John W. Henderson, President & CEO of Costas, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Costas, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 20, 2003

By:  /s/ John W. Henderson
    ------------------------
John W. Henderson, President & CEO

    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, John W. Henderson, Secretary and Treasurer of Costas, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;
2. I have reviewed this quarterly report on Form 10-QSB of Costas, Inc.;
3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 20, 2003

By:  /s/ John W. Henderson
    ---------------------------
John W. Henderson, Secretary and Treasurer