Form 10QSB
period 2003-06-30
COSTAS INC
filed 2004-01-30
CIK 1178660

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ____________ to ______________

                Commission file number 000-50149

                           Costas, Inc.
                     ------------------------
 (Exact name of small business issuer as specified in its charter)

              Nevada                        88-0411500
          -------------                  ---------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                        3356 Eagle Way
                  Rosamond, California 93560
              ---------------------------------
           (Address of principal executive offices)

                        (661)-256-2168
                    ----------------------
                 (Issuer's telephone number)


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

            APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of shares outstanding  of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date: Common Stock, 2,908,400 shares issued and outstanding as of June 30, 2003.

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

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                        Costas, Inc.
                (a Development Stage Company)

                       Balance Sheets
                            as of
                        June 30, 2003

                             and


                  Statements of Operations
                 for the three months ended
                   June 30, 2003 and 2002,
                     and For the Period
       December 10, 1998 (Inception) to June 30, 2003

                             and

                         Cash Flows
                  for the Six Months Ending
                   June 30, 2003 and 2002,
                     and For the Period
       December 10, 1998 (Inception) to June 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                     3340 Wynn Road, Suite B
                                         Las Vegas, NV 89102
                                                702.257.1984
                                            702.362.0540 fax

           INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Costas, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Costas, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period December 10, 1998 (Inception) to
June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period
December 10, 1998 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts, LLP

December 4, 2003




                            - 4 -  F1




                          Costas, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)

                                                            June 30,
                                                              2003
Assets                                                   --------------

Current assets:
  Cash                                                     $  7,222
                                                         --------------
    Total current assets                                      7,222
                                                         --------------

Fixed assets, net                                             1,237

Security Deposits                                             7,600
Notes receivable                                              8,437
                                                         --------------
                                                          $  24,496
                                                         --------------
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
  Customer deposits                                          $  375
                                                         --------------
    Total current liabilities                                   375
                                                         --------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
    Authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 2,908,400 shares issued and outstanding       2,908
Additional paid-in capital                                   72,282
(Deficit) accumulated during development stage              (51,069)
                                                         --------------
                                                             24,121
                                                         --------------
                                                          $  24,496
                                                         ==============




The  accompanying notes are an integral part of  these  financial statements.






                            - 5 -  F2






                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                                                         December
                                                                                                         10, 1998
                                                          For the Three Months    For the Six Months    (Inception)
                                                                 ended                   ended               to
                                                                June 30,                June 30,          June 30,
                                                            2003        2002        2003       2002         2003
                                                        -----------   ---------  ----------  ---------- -----------


Revenue                                                  $  3,075     $     -    $  6,015    $      -   $  26,715
Cost of revenue                                            11,626           -      17,111           -      23,152
                                                        -----------   ---------  ----------  ---------- -----------
                                                           (8,551)          -     (11,096)          -       3,563
                                                        -----------   ---------  ----------  ---------- -----------

Expenses:
  General & administrative expenses                           900          26       5,239         377      17,731
  General & administrative expenses - related party             -          25           -         133      18,605
  Compensation - related party                             15,000           -      15,000           -      23,265
  Depreciation                                                 70          70         140         140         616
                                                        -----------   ---------  ----------  ---------- -----------
  Total expenses                                           15,970         121      20,379         650      60,217
                                                        -----------   ---------  ----------  ---------- -----------
Other income (expense):
  Interest income                                             657       1,032       1,652       2,075      10,535
  Loss on the sale of notes receivable                     (4,950)          -      (4,950)          -      (4,950)
                                                        -----------   ---------  ----------  ---------- -----------
Total other income (expense)                               (4,293)      1,032      (3,298)      2,075       5,585
                                                        -----------   ---------  ----------  ---------- -----------

Net income (loss)                                       $ (28,814)  $     911   $ (34,773)  $   1,425   $ (51,069)
                                                        ===========   =========  ==========  ========== ===========
Weighted average number of
  common shares outstanding - basic and fully diluted   2,908,400   2,550,000   2,908,400   2,550,000
                                                        ===========   =========  ==========  ==========
Net income (loss) per share - basic and fully diluted   $   (0.01)  $    0.00   $   (0.01)  $    0.00
                                                        ===========   =========  ==========  ==========





 The accompanying notes are an integral part of these financial statements.





                            - 6 -  F3





                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)



                                                                                     December 10, 1998
                                                                 For the Six Months     (inception)
                                                                       ended                to
                                                                      June 30,           June 30,
                                                                  2003      2002           2003
                                                              ---------------------------------------

Cash flows from operating activities
Net income (loss)                                             $ (34,773)   $ 1,425      $ (51,609)
Shares issued for services                                            -          -          4,350
Shares issued for cancellation of note payable                        -          -         35,000
Loss on sale of note receivable                                   4,950          -          4,950
Depreciation                                                        140        140            616
Adjustments to reconcile net (loss) to
  net cash provided (used) by operating activities:
  Decrease in prepaid expenses                                        -        133              -
  Increase in accounts payable                                     (750)         -              -
  Increase in customer deposits                                     200          -            375
                                                              ---------------------------------------
Net cash provided (used) by operating activities                (30,233)     1,698         (5,778)
                                                              ---------------------------------------
Cash flows from investing activities
  Decrease in note receivable                                    35,032        925         (4,950)
  (Increase) in notes receivable - related party                 (6,437)    (3,450)        (8,437)
  Purchase of fixed assets                                            -          -         (1,853)
  (Increase) in security deposits                                  (550)         -         (7,600)
                                                              ---------------------------------------
  Net cash provided by financing activities                      28,045     (2,525)       (22,840)
                                                              ---------------------------------------
Cash flows from financing activities
  Issuances of common stock                                           -          -         35,840
                                                              ---------------------------------------
Net cash (used) by investing activities                               -          -         35,840
                                                              ---------------------------------------

Net increase (decrease) in cash                                  (2,188)      (827)         7,222
Cash - beginning                                                  9,410      1,055              -
                                                              ---------------------------------------
Cash - ending                                                  $  7,222   $    228     $    7,222
                                                              =======================================
Supplemental disclosures:
  Interest paid                                                $      -   $      -     $        -
                                                              =======================================
  Income taxes paid                                            $      -   $      -     $        -
                                                              =======================================
Non-cash transactions:
  Shares issued for services provided                          $      -                $    4,350
                                                              =======================================
  Number of shares issued for services                                -                 1,650,000
                                                              =======================================

  Stock issued for cancellation of note payable                $      -   $      -     $   35,000
                                                              =======================================
  Number of shares issued for cancellation of note payable            -          -        900,000
                                                              =======================================





 The accompanying notes are an integral part of these financial statements.




                            - 7 -  F4





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

Note 3 - Fixed assets

The Company acquired the following assets:

 For the      Office      Leasehold       Depreciation
year ended   equipment   improvements       expense
----------   ---------   ------------     ------------
   2000      $     -      $     -         $       -
   2001      $   253      $ 1,600         $     197
   2002      $     -      $     -         $     279
   2003      $     -      $     -         $     140

Note 4 - Notes receivable

On September 1, 2000, the Company sold a parcel of land located in Nye County, Nevada to Michael Reeves, an unrelated third-party (buyer), and signed a note receivable of $44,000. The note has an interest rate of 10% per annum for a period of 6 years is secured by a deed or trust. The Company is to receive monthly payments of $500 on the eleventh day of each month beginning in October 2000. The final payment will be a balloon payment of approximately $31,419 of principal and interest. During the six months ended June 30, 2003 the buyer is current with their payments and the interest income was $1,652.




                            - 8 -  F5




                          Costas, Inc.
                  (a Development Stage Company)
                             Notes

On May 9, 2003, the Company sold the note receivable to Metropolitan Mortgage & Securities Co., Inc. (MMSC) and received
$34,183. The note was sold at a discount and created a loss of $4,950.

Note 5 - Notes receivable - related parties

During the six month period ended June 30, 2003, the Company loaned an additional $5,387 to an entity owned 100% by a few shareholders of the Company. The note bears no interest and is due upon demand. As of June 30, 2003, the total amount due is $7,387.

During the six month period ended June 30, 2003, the Company loaned $1,000 to an entity controlled by a few shareholders of the Company. The note bears no interest and is due upon demand.
As of June 30, 2003, the total amount due is $1,000.

During  the  six  month period ended June 30, 2003,  the  Company loaned  $50 to an entity owned 100% by a few shareholders of  the
Company.  The note bears no interest and is due upon demand.   As
of June 30, 2003, the total amount due is $50.

Note 6 - Contracts

On November 8, 2002, the Company executed a lease agreement with an entity to lease residential property in Pahrump, Nevada for a period of four years starting on December 1, 2002 with monthly rent of $750. The Company has the option to purchase this property for $73,000 and can exercise at anytime until November 30, 2006. During the year ended December 31, 2002, the Company paid a $3,500 refundable deposit, which will be applied against the purchase price of the property. In addition, $50 of the monthly rent will get applied as a credit against the purchase price of the property. The future minimum lease payments are as follows:

  For the        Payments
 year ended
-----------     ----------

   2003          $ 9,000
   2004          $ 9,000
   2005          $ 9,000
   2006          $ 8,250

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

  For the        Payments
 year ended
-----------     ----------

   2003          $ 9,000
   2004          $ 9,000
   2005          $ 9,000
   2006          $ 9,000




                            - 9 -  F6




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

Note 8 - Subsequent events

On September 19, 2003, the Company executed a lease agreement with an entity to lease residential property in Pahrump, Nevada for a period of three years starting on October 1, 2003 with monthly rent of $700. The Company has the option to purchase this property for $67,000 and can exercise at anytime until
September 30, 2006. During the period ended September 30, 2003, the Company paid a $2,000 refundable deposit which will be applied against the purchase price of the property. In addition, $50 of the monthly rent will get applied as a credit against the purchase price of the property. The future minimum lease payments are as follows:

  For the       Payments
 year ended
 ----------     --------

   2003          $ 1,400
   2004          $ 8,400
   2005          $ 8,400
   2006          $ 6,300







                            - 10 -  F7




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

In the initial approximately fifty-four month operating period from December 10, 1998 (inception) to June 30, 2003, COSTAS generated $26,715 in revenues while incurring $83,369 in costs and expenses. The Company also generated interest income of $10,535 during this same period. This resulted in a cumulative net loss of $51,069 for the period, which is equivalent to $(0.00) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As  of  June  30,  2003, COSTAS had $24,121 in  working  capital.
COSTAS's  current assets as of June 30, 2003 consisted of  $7,222 in cash.

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

(b) Reports on Form 8-K

During the first quarter of 2003, COSTAS, INC. filed the following Current Reports on Form 8-K:


   Date of Report          Date Filed           Items Reported
-------------------------------------------------------------------
        None                  None                   None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Costas, Inc.
                        ---------------
                          (Registrant)

     Signature               Title                  Date
   ------------            --------               --------

/s/ John W. Henderson     President & CEO,      January 29, 2004
---------------------     Director
 John W. Henderson

/s/ John W. Henderson     Secretary,            January 29, 2004
---------------------     Treasurer, Director
 John W. Henderson

/s/ John W. Henderson     Principal Financial   January 29, 2004
---------------------     Officer
 John W. Henderson

/s/ John W. Henderson     Principal Accounting    January 29, 2004
---------------------     Officer
 John W. Henderson