Form 10QSB
period 2003-09-30
COSTAS INC
filed 2004-01-30
CIK 1178660

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 2003

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

            APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of shares outstanding  of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date: Common Stock, 2,908,400 shares issued and outstanding as of September 30, 2003.

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

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                        Costas, Inc.
                (a Development Stage Company)

                       Balance Sheets
                            as of
                        September 30, 2003

                             and


                  Statements of Operations
         for the Three Months and Nine Months ended
                 September 30, 2003 and 2002,
                     and For the Period
       December 10, 1998 (Inception) to September 30, 2003

                             and

                         Cash Flows
                  for the Nine Months Ending
                 September 30, 2003 and 2002,
                     and For the Period
       December 10, 1998 (Inception) to September 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                     3340 Wynn Road, Suite B
                                         Las Vegas, NV 89102
                                                702.257.1984
                                            702.362.0540 fax

           INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Costas, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Costas, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period December 10, 1998 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period December 10, 1998 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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

December 12, 2003




                            - 4 -  F1




                          Costas, Inc.
                  (a Development Stage Company)
                         Balance Sheets
                           (unaudited)

                                                          September 30,
                                                              2003
Assets                                                   --------------

Current assets:
  Cash                                                     $  1,168
                                                         --------------
    Total current assets                                      1,168
                                                         --------------

Fixed assets, net                                             1,167

Security Deposits                                             9,900
Notes receivable                                             10,562
                                                         --------------
                                                          $  22,797
                                                         --------------
Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
  Customer deposits                                          $  375
                                                         --------------
    Total current liabilities                                   375
                                                         --------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
    Authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 2,908,400 shares issued and outstanding       2,908
Additional paid-in capital                                   72,282
(Deficit) accumulated during development stage              (52,768)
                                                         --------------
                                                             22,422
                                                         --------------
                                                          $  22,797
                                                         ==============




The  accompanying notes are an integral part of  these  financial statements.






                            - 5 -  F2






                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                                                         December
                                                                                                         10, 1998
                                                          For the Three Months   For the Nine Months    (Inception)
                                                                 ended                   ended               to
                                                             September 30,           September 30,      September 30,
                                                            2003        2002        2003       2002         2003
                                                        -----------   ---------  ----------  ---------- -----------


Revenue                                                 $   4,275     $     -    $ 10,290    $      -   $  30,990
Cost of revenue                                             5,457           -      22,568           -      28,609
                                                        -----------   ---------  ----------  ---------- -----------
                                                           (1,182)          -                       -       2,381
                                                        -----------   ---------  ----------  ---------- -----------

Expenses:
  General & administrative expenses                            47         654       5,286       1,031      17,778
  General & administrative expenses - related party             -          25           -         158      18,605
  Compensation - related party                                400           -      15,400           -      23,665
  Depreciation                                                 70          70         210         210         686
                                                        -----------   ---------  ----------  ---------- -----------
  Total expenses                                              517         749      20,896      20,896      60,734
                                                        -----------   ---------  ----------  ---------- -----------
Other income (expense):
  Interest income                                               -       1,020       1,652       3,095      10,535
  Loss on the sale of notes receivable                          -           -      (4,950)          -      (4,950)
                                                        -----------   ---------  ----------  ---------- -----------
Total other income (expense)                                    -       1,020      (3,298)      3,095       5,585
                                                        -----------   ---------  ----------  ---------- -----------

Net income (loss)                                       $  (1,699)    $   271    $(36,472)   $  1,696   $ (52,768)
                                                        ===========   =========  ==========  ========== ===========
Weighted average number of
  common shares outstanding - basic and fully diluted   2,908,400   2,550,000   2,908,400   2,550,000
                                                        ===========   =========  ==========  ==========
Net income (loss) per share - basic and fully diluted   $   (0.00)  $    0.00   $   (0.01)  $    0.00
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





                            - 6 -  F3





                          Costas, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)



                                                                                     December 10, 1998
                                                               For the Nine Months     (inception)
                                                                       ended                to
                                                                   September 30,       September 30,
                                                                  2003      2002           2003
                                                              ---------------------------------------

Cash flows from operating activities
Net income (loss)                                             $ (34,472)   $ 1,696      $ (52,768)
Shares issued for services                                            -          -          4,350
Shares issued for cancellation of note payable                        -          -         35,000
Loss on sale of note receivable                                       -          -              -
Depreciation                                                        210        210            686
Adjustments to reconcile net (loss) to
  net cash provided (used) by operating activities:
  Decrease in prepaid expenses                                        -        158              -
  Increase in accounts payable                                     (750)         -              -
  Increase in customer deposits                                     200          -            375
                                                              ---------------------------------------
Net cash provided (used) by operating activities                (36,812)     2,064        (12,357)
                                                              ---------------------------------------
Cash flows from investing activities
  Decrease in note receivable                                    39,982      1,405              -
  (Increase) in notes receivable - related party                 (8,562)    (3,950)       (10,562)
  Purchase of fixed assets                                            -          -         (1,853)
  (Increase) in security deposits                                (2,850)         -         (9,900)
                                                              ---------------------------------------
  Net cash provided by financing activities                      28,750     (2,545)       (22,315)
                                                              ---------------------------------------
Cash flows from financing activities
  Issuances of common stock                                           -          -         35,840
                                                              ---------------------------------------
Net cash (used) by investing activities                               -          -         35,840
                                                              ---------------------------------------

Net increase (decrease) in cash                                  (8,242)      (481)         1,168
Cash - beginning                                                  9,410      1,055              -
                                                              ---------------------------------------
Cash - ending                                                  $  1,168   $    574     $    1,168
                                                              =======================================
Supplemental disclosures:
  Interest paid                                                $      -   $      -     $        -
                                                              =======================================
  Income taxes paid                                            $      -   $      -     $        -
                                                              =======================================
Non-cash transactions:
  Shares issued for services provided                          $      -                $    4,350
                                                              =======================================
  Number of shares issued for services                                -                 1,650,000
                                                              =======================================

  Stock issued for cancellation of note payable                $      -   $      -     $   35,000
                                                              =======================================
  Number of shares issued for cancellation of note payable            -          -        900,000
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

Note 4 - Notes receivable

On September 1, 2000, the Company sold a parcel of land located in Nye County, Nevada to Michael Reeves, an unrelated third-party (buyer), and signed a note receivable of $44,000. The note has an interest rate of 10% per annum for a period of 6 years is secured by a deed or trust. The Company is to receive monthly payments of $500 on the eleventh day of each month beginning in October 2000. The final payment will be a balloon payment of approximately $31,419 of principal and interest. During the nine months ended September 30, 2003 the buyer is current with their payments and the interest income was $1,652.




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

Note 5 - Notes receivable - related parties

During the nine month period ended September 30, 2003, the Company loaned an additional $7,012 to an entity owned 100% by a few shareholders of the Company. The note bears no interest and is due upon demand. As of September 30, 2003, the total amount due is $9,012.

During the nine month period ended September 30, 2003, the Company loaned $1,500 to an entity controlled by a few shareholders of the Company. The note bears no interest and is due upon demand. As of September 30, 2003, the total amount due is $1,500.

During the nine month period ended September 30, 2003, the Company loaned $50 to an entity owned 100% by a few shareholders of the Company. The note bears no interest and is due upon demand. As of September 30, 2003, the total amount due is $50.

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

  For the        Payments
 year ended
-----------     ----------

   2003          $ 1,400
   2004          $ 8,400
   2005          $ 8,400
   2006          $ 6,300


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

In the initial approximately fifty-seven month operating period from December 10, 1998 (inception) to September 30, 2003, COSTAS generated $30,990 in revenues while incurring $89,343 in costs and expenses. The Company also generated interest income of $10,535 during this same period. This resulted in a cumulative net loss of $52,768 for the period, which is equivalent to $(0.00) per share. The cumulative net loss is attributable primarily to the costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2003, COSTAS had $22,422 in working capital.
COSTAS's current assets as of September 30, 2003 consisted of $1,168 in cash.

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

 31.     Certification pursuant to the Sarbanes-Oxley Act of 2002.

 32.     Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

During the first three quarters of 2003, COSTAS, INC. filed the following Current Reports on Form 8-K:


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